Form 10QSB
period 1995-06-30
ENEX OIL & GAS INCOME PROGRAM II-2 LP
filed 1995-08-11
CIK 757658

United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-QSB


           [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1995

                                    OR

          [ ] TRANSITION REPORT UNDER  SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from...............to...............

                      Commission file number 0-13485

                ENEX OIL & GAS INCOME PROGRAM II - 2, L.P.
    (Exact name of  small business issuer as specified in its charter)

                         Texas                      76-0098589
            (State or other jurisdiction of      (I.R.S. Employer
            incorporation or organization)      Identification No.)

                     Suite 200, Three Kingwood Place
                         Kingwood, Texas  77339
                (Address of principal executive offices)

                      Registrant's telephone number:
                              (713) 358-8401


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                             Yes x      No



                              PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ENEX OIL & GAS INCOME PROGRAM II - 2, L.P.
BALANCE SHEET

                                                               JUNE 30,
ASSETS                                                           1995
                                                             (Unaudited)
CURRENT ASSETS:
  Cash                                                      $      1,105
  Accounts receivable - oil & gas sales                            8,842

Total current assets                                               9,947

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities        5,574,530
  Less  accumulated depreciation and depletion                 5,411,185

Property, net                                                    163,345

TOTAL                                                       $    173,292

LIABILITIES AND PARTNERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable                                         $      2,066
   Current portion of note payable to general partner             10,985
   Payable to general partner                                     36,356

Total current liabilities                                         49,407

NOTE PAYABLE TO GENERAL PARTNER                                  223,575

PARTNERS' (DEFICIT):
   Limited partners                                              (73,873)
   General partner                                               (25,817)

Total partners' (deficit)                                        (99,690)

TOTAL                                                       $    173,292







See accompanying notes to financial statements.

                                    I-1

ENEX OIL & GAS INCOME PROGRAM II - 2, L.P.
STATEMENTS OF OPERATIONS


(UNAUDITED)                      QUARTER ENDED             SIX MONTHS ENDED

                            JUNE 30,      JUNE 30,      JUNE 30,     JUNE 30,
                               1995          1994          1995         1994

REVENUES:
  Oil and gas sales      $    12,175   $   17,378   $    21,022   $    25,174

EXPENSES:
  Depreciation and depletion   2,504        3,324         4,299         4,921
  Lease operating expenses     2,726        2,309         5,421        11,955
  Production taxes               502        1,153         1,046         1,633
  General and administrative   4,124        3,144         5,526         4,722

Total expenses                 9,856        9,930        16,292        23,231

INCOME FROM OPERATIONS         2,319        7,448         4,730         1,943

OTHER EXPENSE:
  Interest expense to gen ptr (5,807)      (4,834)      (11,350)       (9,117)


NET INCOME (LOSS)        $    (3,488)  $    2,614   $    (6,620)  $    (7,174)























See accompanying notes to financial statements.

                                     I-2

ENEX OIL AND GAS INCOME PROGRAM II - 2, L.P.
STATEMENTS OF CASH FLOWS

(UNAUDITED)
                                                       SIX MONTHS ENDED

                                                    JUNE 30,       JUNE 30,
                                                      1995           1994
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                         $     (6,620)   $    (7,174)

Adjustments to reconcile net loss to net cash
   provided  by operating activities:
  Depreciation and depletion                            4,299          4,921
(Increase) decrease in:
  Accounts receivable - oil & gas sales                (3,375)         2,072
Increase (decrease) in:
   Accounts payable                                    (5,753)        (7,170)
   Payable to general partner                          13,121         13,831

Total adjustments                                       8,292         13,654

Net cash provided by operating activities               1,672          6,480


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner        (2,650)        (6,883)

NET (DECREASE) IN CASH                                   (978)          (403)

CASH AT BEGINNING OF YEAR                               2,083            836

CASH AT END OF PERIOD                            $      1,105    $       433

Cash paid during the period for interest         $     11,350    $     9,117














See accompanying notes to financial statements.

                                       I-3


ENEX OIL & GAS INCOME PROGRAM II - 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $3,350 and $6,883 were made on the note payable to the general partner during the second quarter of 1995 and 1994, respectively. Weighted average principal outstanding was $236,183 and $246,646 during the second quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.75% during the second quarter of 1995 and 7.86% during the second quarter of 1994.





Item 2. Management's Discussion and Analysis or Plan of Operation.


Second Quarter 1995 Compared to Second Quarter 1994

Oil and gas sales for the second quarter decreased from $17,378 in 1994 to $12,175 in 1995. This represents a decrease of $5,203 (30%). Oil sales increased by $1,465 or 170%. A 160% increase in oil production increased sales by $1,380, while a 4% increase in average oil prices increased sales by an additional $85. Gas sales decreased by $6,668 or 40%. A 33% decrease in average gas prices reduced sales by $4,954, while an 11% decrease in gas production reduced sales by an additional $1,714. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover. The decrease in gas production was primarily the result of natural production declines.

Lease operating expenses for the second quarter increased from $2,309 in 1994 to $2,726 in 1995. The increase of $417 (18%) is primarily due to workover charges incurred on the East Seven Sisters acquisition in the second quarter of 1995, partially offset by the decline in gas production, noted above.

Depreciation and depletion expense decreased from $3,324 in the second quarter of 1994 to $2,504 in the second quarter of 1995. This represents a decrease of $820 (25%). The changes in production, noted above, reduced depreciation and depletion expense by $149, while a 21% decrease in the depletion rate reduced depreciation and depletion expense by an additional $671. The decrease in the depletion rate is a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $3,144 in the second quarter of 1994 to $4,124 in the second quarter of 1995. This increase of $980 (31%) is primarily due to more staff time being required to manage the Company's properties.

First Six Months in 1995 Compared to First Six Months in 1994

Oil and gas sales for the first six months decreased from $25,174 in 1994
to $21,022 in 1995.  This represents a decrease of $4,152 (16%).   Oil
sales increased by $1,268 or 72%. A 54% increase in oil production increased sales by $949, while a 12% increase in average oil prices increased sales by an additional $319. Gas sales decreased by $5,420 or 23%. A 26% decrease in average gas prices reduced sales by $6,230. This decrease was partially offset by a 3% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover. The increase in gas production was primarily the result of the partial shut-in of production from the East Seven Sisters acquisition to perform a workover in the first quarter of 1994 partially offset by natural production declines.


Lease operating expenses decreased from $11,955 in the first six months of 1994 to 5,421 in the first six months of 1995. The decrease of $6,534 is primarily due to workover charges incurred on the East Seven Sisters acquisition in the first quarter of 1994 coupled with gas compression charges incurred by the company in the first quarter of 1994 which related to production in 1993 from the East Seven Sisters acquisition. Such 1993 charges were fully paid in the first quarter of 1994.

Depreciation and depletion expense decreased from $4,921 in the first six months of 1994 to $4,299 in the first six months of 1995. This represents a decrease of $622 (13%). An 18% decrease in the depletion rate reduced depreciation and depletion expense by $912. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $4,722 in 1994 to $5,526 in 1995. This increase of $804 (17%) is primarily due to more staff time being required to manage the Company's operations.


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

As of June 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

PART II.  OTHER INFORMATION


        Item 1.Legal Proceedings.

            None

        Item 2.Changes in Securities.

            None

        Item 3.Defaults Upon Senior Securities.

            Not Applicable

        Item 4.Submission of Matters to a Vote of Security Holders.

            Not Applicable

        Item 5.Other Information.

            Not Applicable

        Item 6.Exhibits and Reports on Form 8-K.

            (a)  There are no exhibits to this report.

            (b) The Company filed no reports on Form 8-K during the quarter ended June 30, 1995.


                                SIGNATURES


             In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   ENEX OIL & GAS INCOME
                                                  PROGRAM II -  2, L.P.
                                                       (Registrant)



                                               By:ENEX RESOURCES CORPORATION
                                                      General Partner



                                               By: /s/ R. E. Densford
                                                       R. E. Densford
                                                 Vice President, Secretary
                                               Treasurer and Chief Financial
                                                          Officer




August 11, 1995                                By: /s/ James A. Klein
                                                        James A. Klein
                                                    Controller and Chief
                                                     Accounting Officer






                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           ENEX OIL & GAS INCOME
                                            PROGRAM II - 2, L.P.
                                               (Registrant)



                                       By:ENEX RESOURCES CORPORATION
                                              General Partner



                                     By:
                                               R. E. Densford
                                         Vice President, Secretary
                                       Treasurer and Chief Financial
                                                  Officer




August 11, 1995                      By:
                                                James A. Klein
                                            Controller and Chief
                                             Accounting Officer