Form 10QSB
period 1995-09-30
ENEX OIL & GAS INCOME PROGRAM II-2 LP
filed 1995-11-13
CIK 757658

United States
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1995

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
BALANCE SHEET
--------------------------------------------------------------------------------

                                                                   September 30,
ASSETS                                                                 1995
                                                                   -------------
                                                                    (Unaudited)
CURRENT ASSETS:
  Cash ......................................................       $     1,187
  Accounts receivable - oil & gas sales .....................            11,841
                                                                    -----------

Total current assets ........................................            13,028
                                                                    -----------

OIL & GAS PROPERTIES
  (Successful efforts accounting method) - Proved
   mineral interests and related equipment & facilities .....         5,574,530
  Less  accumulated depreciation and depletion ..............         5,413,950
                                                                    -----------

Property, net ...............................................           160,580
                                                                    -----------

TOTAL .......................................................       $   173,608
                                                                    ===========

LIABILITIES AND PARTNERS' (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable .........................................       $     2,003
   Current portion of note payable to general partner .......             4,165
   Payable to general partner ...............................            40,020
                                                                    -----------

Total current liabilities ...................................            46,188
                                                                    -----------

NOTE PAYABLE TO GENERAL PARTNER .............................           231,047
                                                                    -----------

PARTNERS' (DEFICIT):
   Limited partners .........................................           (77,808)
   General partner ..........................................           (25,819)
                                                                    -----------

Total partners' (deficit) ...................................          (103,627)
                                                                    -----------

TOTAL .......................................................       $   173,608
                                                                    ===========




See accompanying notes to financial statements.
--------------------------------------------------------------------------------


ENEX OIL & GAS INCOME PROGRAM II - 2, L.P.
STATEMENTS OF OPERATIONS
----------------------------------------------------------------------------------------------------


(UNAUDITED)                                    QUARTER ENDED                NINE MONTHS ENDED
                                          ---------------------------- -----------------------------

                                          September 30,  September 30, September 30,   September 30,
                                              1995           1994          1995            1994
                                          -------------  ------------- -------------   -------------

REVENUES:
  Oil and gas sales ....................      $ 14,083       $ 12,158       $ 35,105       $ 37,332
                                              --------       --------       --------       --------

EXPENSES:
  Depreciation and depletion ...........         2,765          2,555          7,064          7,476
  Lease operating expenses .............         4,716          1,085         10,137         13,040
  Production taxes .....................           990            852          2,036          2,485
  General and administrative ...........         3,897          2,439          9,423          7,161
                                              --------       --------       --------       --------

Total expenses .........................        12,368          6,931         28,660         30,162
                                              --------       --------       --------       --------

INCOME FROM OPERATIONS .................         1,715          5,227          6,445          7,170
                                              --------       --------       --------       --------

OTHER EXPENSE:
  Interest expense to general partner ..        (5,652)        (4,980)       (17,002)       (14,097)
                                              ---------       --------       --------       --------


NET INCOME (LOSS) ......................      $ (3,937)      $    247       $(10,557)      $ (6,927)
                                              =========      =========      =========      =========






See accompanying notes to financial statements.
-----------------------------------------------------------------------------------------------------


ENEX OIL AND GAS INCOME PROGRAM II - 2, L.P.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------

(UNAUDITED)
                                                        NINE MONTHS ENDED
                                                 -----------------------------

                                                 September 30,   September 30,
                                                     1995            1994
                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ......................................     $(10,557)      $ (6,927)
                                                    ---------      ---------

Adjustments to reconcile net loss to net cash
 provided by operating activities:
  Depreciation and depletion ..................         7,064          7,476
(Increase) decrease in:
  Accounts receivable - oil & gas sales .......        (6,374)         2,490
Increase (decrease) in:
   Accounts payable ...........................        (5,816)        (7,171)
   Payable to general partner .................        16,785         16,270
                                                     ---------      ---------

Total adjustments .............................        11,659         19,065
                                                     ---------      ---------

Net cash provided by operating activities .....         1,102         12,138
                                                     ---------      ---------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of note payable to general partner        (1,998)        (9,903)
                                                     ---------      ---------

NET INCREASE (DECREASE) IN CASH ...............          (896)         2,235

CASH AT BEGINNING OF YEAR .....................         2,083            836
                                                     ---------      ---------

CASH AT END OF PERIOD .........................         1,187       $  3,071
                                                     =========      =========

Cash paid during the period for interest ......      $ 17,002       $ 14,097
                                                     =========      =========




See accompanying notes to financial statements.
------------------------------------------------------------------------------

ENEX OIL & GAS INCOME PROGRAM II - 2, L.P.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

1. The interim financial information included herein is unaudited; however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

2. Principal payments of $3,020 were made on the note payable to the general partner during the third quarter of 1994. Weighted average principal outstanding was $235,220 and $239,578 during the third quarter of 1995 and 1994, respectively. Outstanding principal bore interest at a weighted average rate of 9.61% during the third quarter of 1995 and 8.31% during the third quarter of 1994.

Item 2.  Management's Discussion and Analysis or Plan of Operation.


Third Quarter 1995 Compared to Third Quarter 1994

Oil and gas sales for the third quarter increased from $12,158 in 1994 to $14,083 in 1995. This represents an increase of $1,925 (16%). Oil sales increased by $807 or 75%. A 75% increase in oil production increased sales by $804, while average oil prices remained relatively unchanged. Gas sales increased by $1,118 or 10%. A 9% increase in gas production increased sales by $982. A 1% increase in average gas prices increased sales by an additional $136. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover. The increase in gas production was primarily the result of higher production from the East Seven Sisters and Comite acquisitions which were both shut-in during the third quarter of 1994 to perform workovers.

Lease operating expenses for the third quarter increased from $1,085 in 1994 to $4,716 in 1995. The increase of $3,631 is primarily due to higher gas compression charges incurred on the East Seven Sisters and Comite acquisitions in the third quarter of 1995 as a result of the increase in gas production, noted above.

Depreciation and depletion expense increased from $2,555 in the third quarter of 1994 to $2,765 in the third quarter of 1995. This represents an increase of $210 (8%). The changes in production, noted above, increased depreciation and depletion expense by $328. This increase was partially offset by a 4% decrease in the depletion rate. The decrease in the depletion rate is primarily a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $2,439 in the third quarter of 1994 to $3,897 in the third quarter of 1995. This decrease of $1,458 is primarily due to less staff time being required to manage the Company's operations.

First Nine Months in 1995 Compared to First Nine Months in 1994

Oil and gas sales for the first nine months decreased from $37,332 in 1994 to $35,105 in 1995. This represents a decrease of $2,227 (6%). Oil sales increased by $2,075 or 73%. A 61% increase in oil production increased sales by $1,744, while a 7% increase in average oil sales prices increased sales by an additional $319. Gas sales decreased by $5,420 or 23%. A 26% decrease in average gas prices reduced sales by $6,230. This decrease was partially offset by a 3% increase in gas production. The changes in average prices correspond with changes in the overall market for the sale of oil and gas. The higher oil production was primarily due to the shut-in of production from the Steamboat acquisition in 1994 to perform a workover. The increase in gas production was primarily the result of higher production from the East Seven Sisters and Comite acquisitions which were both shut-in during the 1994 to perform workovers.

Lease operating expenses decreased from $13,040 in the first nine months of 1994 to $10,137 in the first nine months of 1995. The decrease of $2,903 is primarily due to higher gas compression charges on the East Seven Sisters acquisition paid by the Company in the first quarter of 1994. Such 1993 charges were fully paid in the first quarter of 1994. This increase was partially offset by higher gas compression charges incurred on the East Seven Sisters and Comite acquisitions in 1995 as a result of the increase in gas production, noted above.

Depreciation and depletion expense decreased from $7,476 in the first nine months of 1994 to $7,064 in the first nine months of 1995. This represents a decrease of $412 (6%). A 13% decrease in the depletion rate reduced depreciation and depletion expense by $1,030. This decrease was partially offset by the changes in production, noted above. The decrease in the depletion rate is a result of an upward revision of the oil and gas reserves at December 31, 1994.

General and administrative expenses increased from $7,161 in 1994 to $9,423 in 1995. This increase of $2,262 (32%) is primarily due to more staff time being required to manage the Company's operations.


CAPITAL RESOURCES AND LIQUIDITY

The Company discontinued the payment of distributions during 1990. Future distributions are dependent upon, among other things, an increase in prices received for oil and gas. The Company will continue to recover its reserves and reduce its obligations in 1995 and 1996. Based upon current projected cash flows from the properties, it does not appear that the Company will have sufficient cash to pay its operating expenses, repay its debt obligations and pay distributions.

Due to the failure of oil and gas prices to return to their levels of the early 1980's, the depletion of the Company's oil and gas reserves, the magnitude of the amounts owed by the Company, the Company's inability to distribute cash to their Limited Partners for more than five years, and the ongoing costs of operating, the General Partner has determined that Partnership operations are unlikely to be profitable for the foreseeable future. As a result the General Partner is evaluating the Company and intends to present to the Limited Partners a proposal to liquidate and dissolve the partnership.

As of September 30, 1995, the Company had no material commitments for capital expenditures. The Company does not intend to engage in any significant developmental drilling activity.

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

                   (b) The Company filed no reports on Form 8-K during the quarter ended September 30, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     ENEX OIL & GAS INCOME
                                                      PROGRAM II - 2, L.P.
                                                      --------------------
                                                           (Registrant)



                                                  By:ENEX RESOURCES CORPORATION
                                                     --------------------------
                                                         General Partner



                                                    By: /s/ R. E. Densford
                                                       -------------------
                                                            R. E. Densford
                                                    Vice President, Secretary
                                                  Treasurer and Chief Financial
                                                             Officer




November 11, 1995                                    By: /s/ James A. Klein
                                                         -------------------
                                                             James A. Klein
                                                         Controller and Chief
                                                          Accounting Officer